Form 10-Q
period 2013-06-30
Aviv Healthcare Properties L.P.; AVIV REIT, INC.
filed 2013-08-08
CIK 1519120, 1499686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-35841 (Aviv REIT, Inc.)

Commission file number 333-173824 (Aviv Healthcare Properties Limited Partnership)

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Aviv REIT, Inc.) Delaware (Aviv Healthcare Properties Limited Partnership)	27-3200673 (Aviv REIT, Inc.) 35-2249166 (Aviv Healthcare Properties Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

303 W. Madison Street, Suite 2400 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 855-0930

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer.	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, Aviv REIT, Inc. had 37,318,523 shares of common stock outstanding.

As of July 31, 2013, Aviv Healthcare Properties Limited Partnership had 11,938,420 limited partnership units outstanding that are redeemable for cash or, at Aviv REIT, Inc.’s option, shares of Aviv REIT, Inc. common stock.

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q is being filed separately by Aviv REIT, Inc. (“Aviv REIT”) and Aviv Healthcare Properties Limited Partnership (the “Partnership”). Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” “company,” “us” and “our” refer to Aviv REIT, Inc. and Subsidiaries and Aviv Healthcare Properties Limited Partnership and Subsidiaries, as the operations of the two aforementioned entities are materially comparable for the periods presented.

Aviv REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Real estate investments
Land	$125,323,251	$119,224,819
Buildings and improvements	993,535,399	968,074,506
Construction in progress	11,685,321	4,483,684
Assets under direct financing leases	11,112,937	11,049,120

	1,141,656,908	1,102,832,129
Less accumulated depreciation	(133,497,227)	(119,371,113)

Net real estate investments	1,008,159,681	983,461,016
Cash and cash equivalents	15,266,208	17,876,319
Straight-line rent receivable, net	40,326,159	36,101,861
Tenant receivables, net	4,081,798	3,483,534
Deferred financing costs, net	13,067,429	14,651,265
Secured loan receivables, net	32,174,402	32,638,780
Other assets	10,048,972	11,315,865

Total assets	$1,123,124,649	$1,099,528,640

Liabilities and equity
Senior notes payable and other debt	$496,740,202	$705,153,415
Accounts payable and accrued expenses	18,117,606	24,207,814
Tenant security and escrow deposits	17,177,810	18,278,172
Other liabilities	9,448,315	31,386,742

Total liabilities	541,483,933	779,026,143
Equity:
Stockholders’ equity
Common stock (par value $0.01; 37,271,273 and 21,653,813 shares issued and outstanding, respectively)	372,713	216,538
Additional paid-in-capital	518,435,923	375,029,917
Accumulated deficit	(78,506,615)	(46,526,886)
Accumulated other comprehensive loss	—	(2,151,670)

Total stockholders’ equity	440,302,021	326,567,899
Noncontrolling interests	141,338,695	(6,065,402)

Total equity	581,640,716	320,502,497

Total liabilities and equity	$1,123,124,649	$1,099,528,640

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental income	$33,873,947	$31,414,320	$67,513,646	$59,329,584
Interest on secured loans and financing lease	1,082,475	1,337,192	2,141,114	2,683,314
Interest and other income	76,902	61,891	78,912	68,311

Total revenues	35,033,324	32,813,403	69,733,672	62,081,209
Expenses
Interest expense	9,382,636	12,833,777	22,728,053	24,787,831
Depreciation and amortization	8,099,321	6,779,449	16,097,464	12,777,022
General and administrative	3,542,366	3,603,541	17,432,401	7,458,176
Transaction costs	364,069	1,542,188	546,723	2,220,632
Loss on impairment of assets	—	3,679,657	—	4,378,858
Reserve for uncollectible secured loans and other receivables	15,574	5,079,072	29,781	5,216,306
Loss (gain) on sale of assets, net	224,824	—	(39,177)	—
Loss on extinguishment of debt	—	—	10,974,196	—
Other expenses	—	100,088	—	200,177

Total expenses	21,628,790	33,617,772	67,769,441	57,039,002

Income (loss) from continuing operations	13,404,534	(804,369)	1,964,231	5,042,207
Discontinued operations	—	4,416,967	—	4,586,693

Net income	13,404,534	3,612,598	1,964,231	9,628,900
Net income allocable to noncontrolling interests	(3,257,302)	(1,357,590)	(559,806)	(3,814,077)

Net income allocable to stockholders	$10,147,232	$2,255,008	$1,404,425	$5,814,823

Net income	$13,404,534	$3,612,598	$1,964,231	$9,628,900
Unrealized loss on derivative instruments	—	(573,164)	—	(781,492)

Total comprehensive income	$13,404,534	$3,039,434	$1,964,231	$8,847,408

Net income allocable to stockholders	$10,147,232	$2,255,008	$1,404,425	$5,814,823
Unrealized loss on derivative instruments, net of noncontrolling interest portion of $0, $215,391, $0, and $300,453, respectively	—	(357,773)	—	(481,039)

Total comprehensive income allocable to stockholders	$10,147,232	$1,897,235	$1,404,425	$5,333,784

Earnings per common share:
Basic:
Income (loss) from continuing operations allocable to stockholders	$0.27	$(0.03)	$0.05	$0.16
Discontinued operations, net of noncontrolling interests	—	0.14	—	0.15

Net income allocable to stockholders	$0.27	$0.11	$0.05	$0.31

Diluted:
Income (loss) from continuing operations allocable to stockholders	$0.26	$(0.03)	$0.04	$0.16
Discontinued operations, net of noncontrolling interests	—	0.14	—	0.15

Net income allocable to stockholders	$0.26	$0.11	$0.04	$0.31

Weighted average shares used in computing earnings per common share:
Basic	37,271,273	19,830,821	29,937,107	18,581,555
Diluted	51,154,412	19,830,821	38,166,793	18,710,706

Dividends declared per common share	$0.36	$0.34	$0.384	$0.70

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Six Months Ended June 30, 2013 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance at January 1, 2013	21,653,813	$216,538	$375,029,917	$(46,526,886)	$(2,151,670)	$326,567,899	$(6,065,402)	$320,502,497
Non-cash stock-based compensation	—	—	9,503,855	—	—	9,503,855	888,400	10,392,255
Shares issued for settlement of board of directors and management vested stock units	437,460	4,375	8,290,053	—	—	8,294,428	—	8,294,428
Distributions to partners	—	—	—	—	—	—	(8,178,649)	(8,178,649)
Capital contributions	—	—	—	—	—	—	64,000	64,000
Initial public offering proceeds	15,180,000	151,800	303,448,200	—	—	303,600,000	—	303,600,000
Cost of raising capital	—	—	(25,387,224)	—	—	(25,387,224)	—	(25,387,224)
Retirement of derivative instruments	—	—	—	—	2,151,670	2,151,670	1,621,662	3,773,332
Dividends to stockholders	—	—	—	(33,384,154)	—	(33,384,154)	—	(33,384,154)
Reclassification of equity at initial public offering	—	—	(153,751,098)	—	—	(153,751,098)	153,751,098	—
Adjustment for noncontrolling interests ownership of operating partnership	—	—	1,302,220	—	—	1,302,220	(1,302,220)	—
Net income (loss)	—	—	—	1,404,425	—	1,404,425	559,806	1,964,231

Balance at June 30, 2013	37,271,273	$372,713	$518,435,923	$(78,506,615)	$—	$440,302,021	$141,338,695	$581,640,716

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$1,964,231	$9,628,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,097,464	12,811,131
Amortization of deferred financing costs	1,706,154	1,695,193
Accretion of debt premium	(248,256)	(168,432)
Straight-line rental income, net	(4,224,298)	(4,120,244)
Rental income from intangible amortization, net	(731,705)	(737,507)
Non-cash stock-based compensation	10,392,255	716,696
Gain on sale of assets, net	(39,177)	(4,425,246)
Non-cash loss on extinguishment of debt	5,160,614	13,264
Loss on impairment of assets	—	4,378,858
Reserve for uncollectible loans and other receivables	29,781	5,216,307
Accretion of earn-out provision for previously acquired real estate investments	—	200,177
Changes in assets and liabilities:
Tenant receivables	(2,273,217)	(5,575,485)
Other assets	624,516	(2,867,646)
Accounts payable and accrued expenses	(2,915,292)	2,876,375
Tenant security deposits and other liabilities	(438,176)	(1,013,251)

Net cash provided by operating activities	25,104,894	18,629,090

Investing activities
Purchase of real estate investments	(28,026,000)	(108,511,206)
Proceeds from sales of real estate investments	2,605,597	30,542,644
Capital improvements	(7,916,116)	(6,324,959)
Development projects	(8,097,860)	(14,399,591)
Secured loan receivables received from others	2,360,525	3,704,009
Secured loan receivables funded to others	(2,707,383)	(3,935,323)

Net cash used in investing activities	(41,781,237)	(98,924,426)

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Financing activities
Borrowings of debt	$145,000,000	$191,041,094
Repayment of debt	(353,164,957)	(151,224,602)
Payment of financing costs	(5,282,933)	(5,120,288)
Payment for swap termination	(3,606,000)	—
Capital contributions	425,149	75,000,000
Deferred contribution	—	(35,000,000)
Initial public offering proceeds	303,600,000	—
Cost of raising capital	(25,387,224)	—
Cash distributions to partners	(11,951,198)	(8,520,335)
Cash dividends to stockholders	(35,566,605)	(13,699,897)

Net cash provided by financing activities	14,066,232	52,475,972

Net decrease in cash and cash equivalents	(2,610,111)	(27,819,364)
Cash and cash equivalents:
Beginning of period	17,876,319	40,862,023

End of period	$15,266,208	$13,042,659

Supplemental cash flow information
Cash paid for interest	$23,049,910	$21,795,034

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$—	$9,608,040
Accrued distributions payable to partners	$26,890	$4,003,548
Write-off of straight-line rent receivable, net	$—	$567,745
Write-off of deferred financing costs, net	$5,160,614	$13,264
Assumed debt	$—	$11,459,794

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner and majority owner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The predecessor to the Partnership was formed in 2005 and, at June 30, 2013, the Partnership directly or indirectly owned or leased 262 properties, principally skilled nursing facilities, across the United States. The Company generates the majority of its revenues by entering into long-term triple-net leases with local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and the sole member of Aviv OP Limited Partner, L.L.C., a Delaware limited liability company (the sole limited partner of the Operating Partnership), the sole member of Aviv Asset Management, L.L.C., a Delaware limited liability company, and the sole stockholder of Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among the REIT, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the REIT is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the predecessor to the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Surviving Partnership’s partnership agreement) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 300 million shares of common stock (par value $0.01) and 25 million shares of preferred stock (par value $0.01). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. Subsequent to September 17, 2010, and throughout 2011 and 2012, approximately 8.5 million additional shares of common stock were issued by the REIT in connection with $159 million equity contributions by one of the REIT’s stockholders.

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The Company received net proceeds after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. In connection with the IPO, the Partnership’s Class A, B, C, D, F and G Units were converted into a single class of limited partnership units, which are referred to as OP Units.

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT; limited partnership units of the Partnership which at the IPO were converted into approximately 11.9 million OP Units, and 125 shares of preferred stock of the REIT. At June 30, 2013, there were approximately 37.3 million shares of common stock outstanding and 11.9 million OP Units outstanding which are redeemable for cash or, at the REIT’s option, for shares of common stock. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 75.7% as of June 30, 2013, after giving effect to the IPO. The REIT’s weighted average economic ownership of the Partnership for the three and six months ended June 30, 2013 and 2012 was 75.7%, 71.5%, 62.4% and 54.4%, respectively.

2. Summary of Significant Accounting Policies

Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the REIT, the Partnership, the Operating Partnership, and all controlled subsidiaries. The Company considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2012, 2011, and 2010. The consolidated statements of operations and comprehensive income and cash flows for the periods ended June 30, 2013 and 2012 are not necessarily indicative of full year results.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Real Estate Investments

The Company periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event estimated undiscounted cash flows indicate the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Company’s real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three and six months ended 2012, the following impairments were recorded to reflect the estimated fair values (Level 2):

Three Months Ended June 30, 2012
West Chester, OH	$3,129,657
Cincinnati, OH	90,000
Zion, IL	460,000

$3,679,657

Six Months Ended June 30, 2012
Youngstown, AZ	$557,996
Fall River, MA	141,205
West Chester, OH	3,129,657
Cincinnati, OH	90,000
Zion, IL	460,000

$4,378,858

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected as rental income on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash rental income, net	$32,016,737	$28,605,415	$62,557,643	$54,471,833
Straight-line rental income	1,491,357	2,440,151	4,224,298	4,120,244
Rental income from intangible amortization	365,853	368,754	731,705	737,507

Total rental income	$33,873,947	$31,414,320	$67,513,646	$59,329,584

During the three and six months ended June 30, 2013 and 2012, straight-line rental income includes a write-off of straight-line rent receivable of $0, $0, $0.5 million and $0.6 million, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the three and six months ended June 30, 2013 and 2012 was $4,575, $18,782, $1,704,434 and $1,741,317, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $29,380, $63,818, $31,230 and $67,341 for the three and six months ended June 30, 2013 and 2012, respectively.

All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the MIP) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the MIP. The MIP’s non-cash stock-based compensation expense by the Company through June 30, 2013 is summarized in Footnote 9.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Company’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding senior notes payable and other debt obligations with a carrying value of approximately $496.7 million and $705.2 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of this debt was $522.6 million and $720.8 million as of June 30, 2013 and December 31, 2012, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of $32.2 million and $32.6 million as of June 30, 2013 and December 31, 2012, respectively. The fair values of secured loan receivables as of June 30, 2013 and as of December 31, 2012 approximate their carrying values based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, the Company entered into two interest rate swaps (which were settled at the IPO) and accounts for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in its financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the

Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. Even if the Company maintains REIT status, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of June 30, 2013 and December 31, 2012.

Business Combinations

The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Noncontrolling Interests

The carrying amount of the noncontrolling interests is adjusted to reflect the ownership percentage of the noncontrolling interests in the Company as of the balance sheet date and the changes of the underlying noncontrolling interests are recorded within additional paid-in-capital.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of real estate investments for operating assets are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

March 8, 2013 Increase in Authorized Shares and Stock Split

On March 7, 2013, the Board of Directors and stockholders of the Company approved an increase in the number of authorized REIT shares to 300,000,000 shares of common stock and a 60.37-for-one split of issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 8, 2013 when the Company’s charter was amended for such increase in the number of authorized REIT shares and the stock split. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have been retrospectively restated to reflect the 60.37-for-one split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Real Estate Investment Activity

The Company had the following rental property activity during the six months ended June 30, 2013 as described below:

Acquisitions

Month of Acquisition	Property Type	Located in	Purchase Price
April	Traumatic Brain Injury	CA	$779,000
April	Traumatic Brain Injury	CA	697,000
April	SNF	TX	2,400,000
April	Medical Office Building	IN	1,200,000
May	Senior Housing	CT	2,400,000
May	SNF	OH	14,350,000
June	SNF	OK	6,200,000

			$28,026,000

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2012 (unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total revenues	$35,794,824	$33,926,158	$71,607,927	$64,306,719

Net income	14,173,807	4,546,078	3,671,669	11,497,501

During the three and six months ended June 30, 2013, revenues attributable to the acquired assets were approximately $0.4 million and $0.4 million, respectively, and net income attributable to the acquired assets was approximately $0.2 million and $0.2 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results. Related to the above business combinations, the Company incurred $0.1 million of transaction costs for the six months ended June 30, 2013.

In accordance with ASC 805, the Company allocated the approximate purchase price paid for these properties acquired in 2013 as follows:

Land	$6,262,079
Buildings and improvements	19,598,036
Furniture, fixtures, and equipment	2,165,885

Total	$28,026,000

Construction in progress

The following summarizes the Company’s construction in progress at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Beginning balance, January 1, 2013 and 2012, respectively	$4,483,684	$28,293,083
Additions	8,952,384	25,334,504
Sold/withdrawn projects	—	(8,038,072)
Placed in service	(1,750,747)	(41,105,831)

	$11,685,321	$4,483,684

During 2013 and 2012, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2013, the Company placed into service one completed investment project at one property located in California. In 2012, the Company placed into service three completed investment projects at three properties located in Washington and completed construction of two properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.8% for the three and six months ended June 30, 2013. The balance of capitalized interest within construction in progress at June 30, 2013 and December 31, 2012 was $237,235 and $71,514, respectively. The amount capitalized during the three and six months ended June 30, 2013, and 2012, relative to interest incurred, was $121,742, $208,987, $209,413 and $503,210, respectively.

4. Secured Loan Receivables, net

The following summarizes the Company’s secured loan receivables, net, at June 30, 2013:

	June 30, 2013
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance	$19,359,485	$13,279,295	$32,638,780
New loans issued	379,905	2,026,035	2,405,940
Reserve for uncollectible secured loans and loan write-offs	—	(11,000)	(11,000)
Loan amortization and repayments	(1,225,364)	(1,633,954)	(2,859,318)

	$18,514,026	$13,660,376	$32,174,402

Interest income on secured loans and financing leases for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital improvement loan receivable	$401,427	$344,972	$797,071	$670,638
Secured operator loan receivables	317,499	632,953	618,020	1,295,274
Direct financing lease	363,549	359,267	726,023	717,402

Total interest on secured loans and financing lease	$1,082,475	$1,337,192	$2,141,114	$2,683,314

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at June 30, 2013 and December 31, 2012 was $0 and $0.3 million, respectively, and any movement in the reserve is reflected in reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

During 2013 and 2012, the Company funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Company accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Company policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding secured loan receivables balance.

5. Deferred Financing Costs

The following summarizes the Company’s deferred financing costs at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Gross amount	$16,552,376	$20,995,022
Accumulated amortization	(3,484,947)	(6,343,757)

Net	$13,067,429	$14,651,265

For the three and six months ended June 30, 2013, the Company wrote-off deferred financing costs of $0 and $9.7 million, respectively, with $0 and $4.6 million of accumulated amortization associated with the Term Loan, Acquisition Credit Line, 2014 Revolver, and 2016 Revolver (see Footnote 7) pay down.

For the three and six months ended June 30, 2012, the Company wrote-off deferred financing costs of $0 and $24,436, respectively, with $0 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The Company considers renewals on above or below market leases when ascribing value to the in-place lease intangibles at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Company evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the operator, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible is recorded at acquisition and amortized over the renewal period.

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at June 30, 2013 and December 31, 2012:

	Assets
	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,641,851	$(3,419,973)	$3,221,878	$6,641,851	$(3,175,449)	$3,466,402
In-place lease assets	651,730	(97,760)	553,970	651,730	(65,173)	586,557
Operator relationship	212,416	(25,490)	186,926	212,416	(16,993)	195,423

	$7,505,997	$(3,543,223)	$3,962,774	$7,505,997	$(3,257,615)	$4,248,382

	Liabilities
	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$25,695,395	$(17,257,626)	$8,437,769	$25,695,395	$(16,281,397)	$9,413,998

Amortization expense for in-place lease assets and operator relationship was $20,542, $41,084, $20,542 and $41,084 for the three and six months ended June 30, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three and six months ended June 30, 2013 and 2012 was $122,261, $244,524, $146,445 and $292,891, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three and six months ended June 30, 2013 and 2012 was $488,114, $976,229, $515,199 and $1,030,398, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

7. Senior Notes Payable and Other Debt

The Company’s senior notes payable and other debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Senior Notes (interest rate of 7.75% at June 30, 2013 and December 31, 2012), inclusive of $3.0 million and $3.2 million net premium balance at June 30, 2013 and December 31, 2012, respectively	$402,971,100	$403,180,433
Revolving Credit Facility (interest rate of 2.55% at June 30, 2013)	80,000,000	—
Term Loan (interest rate of 5.75% at December 31, 2012)	—	192,212,350
Acquisition Credit Line (interest rate of 5.75% at December 31, 2012)	—	18,925,200
2016 Revolver (interest rate of 5.25% at December 31, 2012)	—	69,368,589
Acquisition loans (interest rate of 6.00% at December 31, 2012)	—	7,584,974
HUD loan (interest rate of 5.00% at June 30, 2013 and December 31, 2012), inclusive of $2.5 million premium balance at June 30, 2013 and December 31, 2012	13,769,102	13,881,869

Total	$496,740,202	$705,153,415

In conjunction with the IPO on March 26, 2013, the Company under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Company paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2013.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million, respectively, of 7.75% Senior Notes due 2019 (the Senior Notes). The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012.

Revolving Credit Facility

On March 26, 2013, the Company, under Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The interest rate under the Revolving Credit Facility is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Company’s leverage ratio. The interest rate at June 30, 2013 was 2.55%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term of the Revolving Credit Facility expires in March 2016 with a one year extension option. The Revolving Credit Facility had an outstanding balance of $80.0 million as of June 30, 2013.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. These acquisition loans were paid off in full on May 15, 2013.

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. Interest is at a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

8. Partnership Equity and Incentive Program

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$—	$—	$—	$—	$—	$—	$4,297,831
2012	$2,068,318	$552,587	$828,881	$—	$553,761	$6,655,574	$—

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$2,797,315	$97,288	$145,931	$—	$553,761	$6,520,893	$4,584,353
2012	$4,136,636	$1,164,486	$1,469,149	$—	$1,107,522	$13,868,488	$—

Weighted-average Units and shares outstanding are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units	REIT Shares
2013	—	—	—	—	—	—	11,938,420	37,271,273
2012	13,467,223	4,523,145	2	8,050	2,684,900	19,830,821	—	—

Weighted-average Units and shares outstanding are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units	REIT Shares
2013	6,324,386	2,124,129	—	3,780	1,260,865	10,168,918	6,331,980	29,937,107
2012	13,467,223	4,523,145	2	8,050	2,684,900	18,581,555	—	—

Prior to the Merger, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Company’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and six months ended June 30, 2012 was $101,500 and $203,000, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% on December 31, 2012, respectively, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program were expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP Units held by the REIT and 11,938,420 OP Units held by limited partners of the Partnership. As a result, the Partnership has a single class of limited partnership units as of March 26, 2013. The OP Units held by limited partners of the Partnership are redeemable for cash, or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis subject to certain restrictions on transfer for 180 days after the IPO.

The following table lists the cash dividends on common stock declared and paid by the Company during the six months ended June 30, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
May 19, 2013	June 3, 2013	$0.384	June 17, 2013

The above dividends represents a rate of $0.36 per share for the second quarter of 2013 and $0.024 per share for the period from the completion of the Company’s initial public offering on March 26, 2013 through March 31, 2013.

9. Restricted Stock Grants and Option Awards

Restricted Stock Grants

On March 26, 2013 the Company adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term Company goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the Company’s common stock are available for issuance, of which 70,000 had been issued as of June 30, 2013.

The Company’s non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) each received an equity grant of 6,750 shares of restricted stock and 3,250 shares of unrestricted stock upon consummation of the IPO. The equity awards were made pursuant to the LTIP. The restricted stock awards vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on the second and third anniversaries of March 26, 2013, respectively, subject to the director’s continued service on the board of directors. For the three and six months ended June 30, 2013, the Company recognized $39,085 and $494,085 of non-cash stock-based compensation expense in relation to the board of directors restricted stock grant.

Option Awards

On September 17, 2010, the Company adopted the MIP as part of the Merger transaction, which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance-based award options of the Company aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,258 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the Company.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any units payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the three and six months ended June 30, 2013, $1,238,945 was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012
Outstanding at beginning of period	1,956,833	1,417,246
Granted	—	594,282
Exercised	—	—
Awards vested at IPO	3,913,425	—
Cancelled/Forfeited	—	(161,973)

Outstanding at end of period	5,870,258	1,849,555

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date (per option)	$2.20	$2.15

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the six months ended June 30, 2013 and 2012 as well as other MIP data:

	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,870,258	1,849,555
Remaining contractual life (years)	8.05	8.94
Weighted average exercise price	$17.47	$17.38

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded for the six months ended June 30, 2013 and 2012:

	2013 Grants	2012 Grants
Weighted average dividend yield	—	7.61%
Weighted average risk-free interest rate	—	1.34%
Weighted average expected life	—	7.0 years
Weighted average estimated volatility	—	38.28%
Weighted average exercise price	—	$18.82
Weighted average fair value of options granted (per option)	—	$2.89

The Company recorded non-cash compensation expenses of $0, $9,012,270, $371,000 and $513,696 for the three and six months ended June 30, 2013 and 2012, respectively, related to the time and performance based stock options accounted for as equity awards.

At June 30, 2013, the total compensation cost related to outstanding, non-vested time based equity awards that are expected to be recognized as compensation cost in the future aggregates to approximately $906,000, as follows:

Year Ended December 31,	Restricted Stock

2013	$156,417

2014	316,162

2015	315,393

2016	117,942

Total	$905,914

Dividend equivalent rights associated with the MIP amounted to $0, $15,400,270, $620,298, and $1,211,318 for the three and six months ended June 30, 2013 and 2012, respectively, and are recorded as dividends to stockholders for the periods presented.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. There were no related party receivables or payables as of June 30, 2013 and December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Company was party to two interest rate swaps, with identical terms of $100.0 million each, which were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan. On March 26, 2013, in connection with the pay down of the Term Loan, the Company settled all interest rate swaps at a fair value of $3.6 million and such amount previously recorded in accumulated other comprehensive income (loss) was recorded within loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. The interest rate swaps qualified for hedge accounting and as such the amounts previously recorded in accumulated other comprehensive income in the consolidated statement of changes in equity were reversed. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at June 30, 2013 (included in other liabilities)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Company considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.

12. Commitments and Contingencies

During 2011, the Company entered into a contractual arrangement with an operator in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operator in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.9 million has been paid to date. The remaining $0.4 million was accrued as a component of other liabilities in the consolidated balance sheets.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, the Company does not believe that the result of any of these other matters will have a material adverse effect on its business, operating results, or financial position.

13. Concentration of Credit Risk

As of June 30, 2013, the Company’s real estate investments included 262 healthcare facilities, located in 29 states and operated by 36 third party operators. At June 30, 2013, approximately 55.0% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (17.2%), Daybreak Healthcare (13.6%), EmpRes Healthcare (9.2%), Maplewood Senior Living (8.0%), and Sun Mar Healthcare (6.9%). No other operator represents more than 6.3% of total assets. The five states in which the Company had its highest concentration of total assets were Texas (17.0%), California (15.0%), Ohio (9.5%), Connecticut (8.0%) and Pennsylvania (6.7%) at June 30, 2013.

For the six months ended June 30, 2013, the Company’s rental income from operations totaled approximately $67.5 million of which approximately $10.4 million was from Daybreak Healthcare (15.4%), $9.7 million was from Saber Health Group (14.4%), $6.2 million was from EmpRes Healthcare (9.1%), $5.3 million was from Preferred Care (7.8%), $4.8 million was from SunMar Healthcare (7.1%), and $4.8 million was from Maplewood Senior Living (7.1%). No other operator generated more than 6.1% of the Company’s rental income from operations for the three and six months ended June 30, 2013.

14. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. In April 2012, the Company sold three properties in Arkansas and one property in Massachusetts to unrelated third parties. Below is a summary of the components of the discontinued operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$—	$6,872	$—	$269,934
Expenses:
Interest expense	—	—	—	(29,062)
Amortization of deferred financing costs	—	—	—	(34,109)
Gain on sale of assets, net	—	4,425,246	—	4,425,246
Loss on extinguishment of debt	—	—	—	(13,264)
Other	—	(15,151)	—	(32,052)

Total gains (expenses)	—	4,410,095	—	4,316,759

Discontinued operations	—	4,416,967	—	4,586,693
Discontinued operations allocation to noncontrolling interests	—	(1,659,866)	—	(1,816,822)

Discontinued operations allocation to controlling interests	$—	$2,757,101	$—	$2,769,871

15. Earnings Per Common Share

The following table shows the amounts used in computing basic and diluted earnings per common share. As the three months ended June 30, 2012 resulted in a net loss, there is no dilution to earnings per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator for earnings per share - basic:	2013	2012	2013	2012
Income (loss) from continuing operations	$13,404,534	$(804,369)	$1,964,231	$5,042,207
(Income) loss from continuing operations allocable to noncontrolling interests	(3,257,302)	302,276	(559,806)	(1,997,255)

Income from continuing operations allocable to common stockholders, net of noncontrolling interests	10,147,232	(502,093)	1,404,425	3,044,952
Discontinued operations, net of noncontrolling interests	—	2,757,101	—	2,769,871

Numerator for earnings per share - basic	$10,147,232	$2,255,008	$1,404,425	$5,814,823

Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$10,147,232	$(502,093)	$1,404,425	$3,044,952
Income (loss) from continuing operations allocable to noncontrolling interests - OP Units	3,257,302	—	296,914	—

Subtotal	13,404,534	(502,093)	1,701,339	3,044,952
Discontinued operations, net of noncontrolling interests	—	2,757,101	—	2,769,871

Numerator for earnings per share - diluted	$13,404,534	$2,255,008	$1,701,339	$5,814,823

Denominator for earnings per share - basic and diluted:
Denominator for earnings per share - basic	37,271,273	19,830,821	29,937,107	18,581,555
Effect of dilutive securities:
Noncontrolling interests - OP Units	11,938,420	—	6,331,980	—
Stock options	1,932,841	—	1,891,604	129,151
Restricted stock	11,878	—	6,102	—

Denominator for earnings per share - diluted	51,154,412	19,830,821	38,166,793	18,710,706

Basic earnings per share
Income (loss) from continuing operations allocable to common stockholders	$0.27	$(0.03)	$0.05	$0.16
Discontinued operations, net of noncontrolling interests	—	0.14	—	0.15

Net income allocable to common stockholders	$0.27	$0.11	$0.05	$0.31

Diluted earnings per share
Income (loss) from continuing operations allocable to common stockholders	$0.26	$(0.03)	$0.04	$0.16
Discontinued operations, net of noncontrolling interests	—	0.14	—	0.15

Net income allocable to common stockholders	$0.26	$0.11	$0.04	$0.31

16. Subsequent Events

On July 11, 2013, the Company issued 51,000 time-based restricted stock units and 81,774 performance-based restricted stock units under the LTIP to certain key employees as long-term equity incentive compensation. Also on July 11, 2013, the Company issued 500 shares of unrestricted common stock to Mr. Ben Perks as compensation for serving as the Company’s Lead Independent Director.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Real estate investments
Land	$125,323,251	$119,224,819
Buildings and improvements	993,535,399	968,074,506
Construction in progress	11,685,321	4,483,684
Assets under direct financing leases	11,112,937	11,049,120

	1,141,656,908	1,102,832,129
Less accumulated depreciation	(133,497,227)	(119,371,113)

Net real estate investments	1,008,159,681	983,461,016
Cash and cash equivalents	15,019,709	15,534,373
Straight-line rent receivable, net	40,326,159	36,101,861
Tenant receivables, net	4,081,798	3,483,534
Deferred financing costs, net	13,067,429	14,651,265
Secured loan receivables, net	32,174,402	32,638,780
Other assets	10,048,972	11,315,865

Total assets	$1,122,878,150	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$496,740,202	$705,153,415
Accounts payable and accrued expenses	18,117,606	24,207,814
Tenant security and escrow deposits	17,177,810	18,278,172
Other liabilities	9,448,315	29,045,796

Total liabilities	541,483,933	776,685,197
Equity:
Partners’ equity	581,394,217	324,274,829
Accumulated other comprehensive loss	—	(3,773,332)

Total equity	581,394,217	320,501,497

Total liabilities and equity	$1,122,878,150	$1,097,186,694

See accompanying notes to the financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental income	$33,873,947	$31,414,320	$67,513,646	$59,329,584
Interest on secured loans and financing lease	1,082,475	1,337,192	2,141,114	2,683,314
Interest and other income	76,902	61,891	78,912	68,311

Total revenues	35,033,324	32,813,403	69,733,672	62,081,209
Expenses
Interest expense	9,382,636	12,833,777	22,728,053	24,787,831
Depreciation and amortization	8,099,321	6,779,449	16,097,464	12,777,022
General and administrative	3,542,366	3,603,541	17,432,401	7,458,176
Transaction costs	364,069	1,542,188	546,723	2,220,632
Loss on impairment of assets	—	3,679,657	—	4,378,858
Reserve for uncollectible secured loans and other receivables	15,574	5,079,072	29,781	5,216,306
Loss (gain) on sale of assets, net	224,824	—	(39,177)	—
Loss on extinguishment of debt	—	—	10,974,196	—
Other expenses	—	100,088	—	200,177

Total expenses	21,628,790	33,617,772	67,769,441	57,039,002

Income (loss) from continuing operations	13,404,534	(804,369)	1,964,231	5,042,207
Discontinued operations	—	4,416,967	—	4,586,693

Net income allocable to units	$13,404,534	$3,612,598	$1,964,231	$9,628,900

Net income allocable to units	$13,404,534	$3,612,598	$1,964,231	$9,628,900
Unrealized loss on derivative instruments	—	(573,164)	—	(781,492)

Total comprehensive income allocable to units	$13,404,534	$3,039,434	$1,964,231	$8,847,408

Earnings per unit:
Basic:
Income (loss) from continuing operations allocable to units	$0.27	$(0.03)	$0.05	$0.16
Discontinued operations	—	0.14	—	0.15

Net income allocable to units	$0.27	$0.11	$0.05	$0.31

Diluted:
Income from continuing operations allocable to units	$0.26	$(0.03)	$0.04	$0.16
Discontinued operations	—	0.14	—	0.15

Net income allocable to units	$0.26	$0.11	$0.04	$0.31

Weighted average units used in computing earnings per unit:
Basic	49,209,693	19,830,821	36,269,087	18,581,555
Diluted	51,154,412	19,830,821	38,166,793	18,710,706

Dividends declared per unit	$0.36	$0.34	$0.384	$0.70

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statement of Changes in Equity

Six Months Ended June 30, 2013 (unaudited)

		Accumulated Other
	Partners’	Comprehensive	Total
	Equity	Income (Loss)	Equity
Balance at January 1, 2013	$324,274,829	$(3,773,332)	$320,501,497
Non-cash stock-based compensation	10,392,255	—	10,392,255
Shares issued for settlement of board of directors and management vested stock units	8,294,428	—	8,294,428
Distributions to partners	(41,562,803)	—	(41,562,803)
Capital contributions	64,000	—	64,000
Initial public offering proceeds	303,354,501	—	303,354,501
Cost of raising capital	(25,387,224)	—	(25,387,224)
Retirement of derivative instruments	—	3,773,332	3,773,332
Net income	1,964,231	—	1,964,231

Balance at June 30, 2013	$581,394,217	$—	$581,394,217

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$1,964,231	$9,628,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,097,240	12,811,131
Amortization of deferred financing costs	1,706,154	1,695,193
Accretion of debt premium	(248,256)	(168,432)
Straight-line rental income, net	(4,224,298)	(4,120,244)
Rental income from intangible amortization, net	(731,705)	(737,507)
Non-cash stock-based compensation	10,392,255	716,696
Gain on sale of assets, net	(39,177)	(4,425,246)
Non-cash loss on extinguishment of debt	5,160,614	13,264
Loss on impairment of assets	—	4,378,858
Reserve for uncollectible loans and other receivables	29,781	5,216,307
Accretion of earn-out provision for previously acquired real estate investments	—	200,177
Changes in assets and liabilities:
Tenant receivables	(2,273,217)	(5,575,485)
Other assets	624,516	(2,867,646)
Accounts payable and accrued expenses	(2,915,068)	2,876,375
Tenant security deposits and other liabilities	1,657,271	(1,794,012)

Net cash provided by operating activities	27,200,341	17,848,329

Investing activities
Purchase of real estate investments	(28,026,000)	(108,511,206)
Proceeds from sales of real estate investments	2,605,597	30,542,644
Capital improvements	(7,916,116)	(6,324,959)
Development projects	(8,097,860)	(14,399,591)
Secured loan receivables received from others	2,360,525	3,704,009
Secured loan receivables funded to others	(2,707,383)	(3,935,323)

Net cash used in investing activities	(41,781,237)	(98,924,426)

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Financing activities
Borrowings of debt	$145,000,000	$191,041,094
Repayment of debt	(353,164,957)	(151,224,602)
Payment of financing costs	(5,282,933)	(5,120,288)
Payment for swap termination	(3,606,000)	—
Capital contributions	425,149	75,000,000
Initial public offering proceeds	303,600,000	—
Deferred contribution	—	(35,000,000)
Cost of raising capital	(25,387,224)	—
Cash distributions to partners	(47,517,803)	(22,220,232)

Net cash provided by financing activities	14,066,232	52,475,972

Net decrease in cash and cash equivalents	(514,664)	(28,600,125)
Cash and cash equivalents:
Beginning of period	15,534,373	39,203,727

End of period	$15,019,709	$10,603,602

Supplemental cash flow information
Cash paid for interest	$23,049,910	$21,795,034

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$26,890	$13,611,588
Write-off of straight-line rent receivable, net	$—	$567,745
Write-off of deferred financing costs, net	$5,160,614	$13,264
Assumed debt	$—	$11,459,794

See accompanying notes to the consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) directly or indirectly owned or leased 262 properties, principally skilled nursing facilities, across the United States at June 30, 2013. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and the sole member of Aviv OP Limited Partner, L.L.C., a Delaware limited liability company (the sole limited partner of the Operating Partnership), the sole member of Aviv Asset Management, L.L.C., a Delaware limited liability company, and the sole stockholder of Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among Aviv REIT, Inc. (the REIT), a Maryland corporation, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the REIT is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the Partnership. Effective on such date, the REIT is the sole general partner of the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Surviving Partnership’s partnership agreement) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 300 million shares of common stock (par value $0.01) and 25 million shares of preferred stock (par value $0.01). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. Subsequent to September 17, 2010, and throughout 2011 and 2012, approximately 8.5 million additional shares of common stock were issued by the REIT in connection with $159 million equity contributions by one of the REIT’s stockholders.

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The REIT received net proceeds after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. In connection with the IPO, the Partnership’s Class A, B, C, D, F and G Units were converted into a single class of limited partnership units, which are referred to as OP Units.

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT; limited partnership units of the Partnership which at the IPO were converted into approximately 11.9 million OP Units, and 125 shares of preferred stock of the REIT. At June 30, 2013, there were approximately 37.3 million shares of common stock outstanding and 11.9 million OP Units outstanding which are redeemable for cash, or at the REIT’s option, for shares of common stock. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 75.7% as of June 30, 2013, after giving effect to the IPO. The REIT’s weighted average economic ownership of the Partnership for the three and six months ended June 30, 2013 and 2012 was 75.7%, 71.5%, 62.4% and 54.4%, respectively.

2. Summary of Significant Accounting Policies

Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership, the Surviving Partnership, the Operating Partnership, and all controlled subsidiaries. The Partnership considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2012, 2011, and 2010. The consolidated statements of operations and comprehensive income and cash flows for the periods ended June 30, 2013 and 2012 are not necessarily indicative of full year results.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Real Estate Investments

The Partnership periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event estimated undiscounted cash flows indicate the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three and six months ended 2012, the following impairments were recorded to reflect the estimated fair value (Level 2):

Three Months Ended June 30, 2012
West Chester, OH	$3,129,657
Cincinnati, OH	90,000
Zion, IL	460,000

$3,679,657

Six Months Ended June 30, 2012
Youngstown, AZ	$557,996
Fall River, MA	141,205
West Chester, OH	3,129,657
Cincinnati, OH	90,000
Zion, IL	460,000

$4,378,858

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected as rental income on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash rental income, net	$32,016,737	$28,605,415	$62,557,643	$54,471,833
Straight-line rental income	1,491,357	2,440,151	4,224,298	4,120,244
Rental income from intangible amortization	365,853	368,754	731,705	737,507

Total rental income	$33,873,947	$31,414,320	$67,513,646	$59,329,584

During the three and six months ended June 30, 2013 and 2012, straight-line rental income includes a write-off of straight-line rent receivable of $0, $0, $0.5 million and $0.6 million, respectively, due to the early termination of leases and replacement of operators.

The Partnership’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the three and six months ended June 30, 2013 and 2012 was $4,575, $18,782, $1,704,434 and $1,741,317, respectively.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $29,380, $63,818, $31,230 and $67,341 for the three and six months ended June 30, 2013 and 2012, respectively.

All of the Partnership’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Partnership to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Partnership to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the REIT adopted a 2010 Management Incentive Plan (the MIP) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the MIP. The MIP’s non-cash stock-based compensation expense by the Partnership through June 30, 2013 is summarized in Footnote 9.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Partnership’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding senior notes payable and other debt obligations with a carrying value of approximately $496.7 million and $705.2 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of this debt was $522.6 million and $720.8 million as of June 30, 2013 and December 31, 2012, respectively, based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding secured loan receivables with a carrying value of $32.2 million and $32.6 million as of June 30, 2013 and December 31, 2012, respectively. The fair values of secured loan receivables as of June 30, 2013 and as of December 31, 2012 approximate their carrying values based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, the Company entered into two interest rate swaps (which were settled at the IPO) and accounts for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in its financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Partnership has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Partnership may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of June 30, 2013 and December 31, 2012.

Business Combinations

The Partnership applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of real estate investments for operating assets are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

March 8, 2013 Increase in Authorized Shares and Stock Split

On March 7, 2013, the Board of Directors and stockholders of the REIT approved an increase in the number of authorized REIT shares to 300,000,000 shares of common stock and a 60.37-for-one split of issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 8, 2013 when the REIT’s charter was amended for such increase in the number of authorized REIT shares and the stock split. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have been retrospectively restated to reflect the 60.37-for-one split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

3. Real Estate Investment Activity

The Partnership had the following rental property activity during the six months ended June 30, 2013 as described below:

Acquisitions

Month of Acquisition	Property Type	Located in	Purchase Price
April	Traumatic Brain Injury	CA	$779,000
April	Traumatic Brain Injury	CA	697,000
April	SNF	TX	2,400,000
April	Medical Office Building	IN	1,200,000
May	Senior Housing	CT	2,400,000
May	SNF	OH	14,350,000
June	SNF	OK	6,200,000

			$28,026,000

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2012 (unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total revenues	$35,794,824	$33,926,158	$71,607,927	$64,306,719
Net income	14,173,807	4,546,078	3,671,669	11,497,501

During the three and six months ended June 30, 2013, revenues attributable to the acquired assets were approximately $0.4 million and $0.4 million, respectively, and net income attributable to the acquired assets was approximately $0.2 million and $0.2 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results. Related to the above business combinations, the Partnership incurred $0.1 million of transaction costs for the six months ended June 30, 2013.

In accordance with ASC 805, the Partnership allocated the approximate purchase price paid for these properties acquired in 2013 as follows:

Land	$6,262,079
Buildings and improvements	19,598,036
Furniture, fixtures, and equipment	2,165,885

Total	$28,026,000

Construction in progress

The following summarizes the Partnership’s construction in progress at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Beginning balance, January 1, 2013 and 2012, respectively	$4,483,684	$28,293,083
Additions	8,952,384	25,334,504
Sold/withdrawn projects	—	(8,038,072)
Placed in service	(1,750,747)	(41,105,831)

	$11,685,321	$4,483,684

During 2013 and 2012, the Partnership capitalized expenditures for improvements related to various construction and reinvestment projects. In 2013, the Partnership placed into service one completed investment project at one property located in California. In 2012, the Partnership placed into service three completed investment projects at three properties located in Washington and completed construction of two properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.8% for the three and six months ended June 30, 2013. The balance of capitalized interest within construction in progress at June 30, 2013 and December 31, 2012 was $237,235 and $71,514, respectively. The amount capitalized during the three and six months ended June 30, 2013, and 2012, relative to interest incurred, was $121,742, $208,987, $209,413 and $503,210, respectively.

4. Secured Loan Receivables, net

The following summarizes the Partnership’s secured loan receivables, net, at June 30, 2013:

	June 30, 2013
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance	$19,359,485	$13,279,295	$32,638,780
New loans issued	379,905	2,026,035	2,405,940
Reserve for uncollectible secured loans and loan write-offs	—	(11,000)	(11,000)
Loan amortization and repayments	(1,225,364)	(1,633,954)	(2,859,318)

	$18,514,026	$13,660,376	$32,174,402

Interest income on secured loans and financing leases for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital improvement loan receivable	$401,427	$344,972	$797,071	$670,638
Secured operator loan receivables	317,499	632,953	618,020	1,295,274
Direct financing lease	363,549	359,267	726,023	717,402

Total interest on secured loans and financing lease	$1,082,475	$1,337,192	$2,141,114	$2,683,314

The Partnership’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at June 30, 2013 and December 31, 2012 was $0 and $0.3 million, respectively and any movement in the reserve is reflected in reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

During 2013 and 2012, the Partnership funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Partnership accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Partnership policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding secured loan receivables balance.

5. Deferred Financing Costs

The following summarizes the Partnership’s deferred financing costs at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Gross amount	$16,552,376	$20,995,022
Accumulated amortization	(3,484,947)	(6,343,757)

Net	$13,067,429	$14,651,265

For the three and six months ended June 30, 2013, the Partnership wrote-off deferred financing costs of $0 and $9.7 million, respectively, with $0 and $4.6 million of accumulated amortization associated with the Term Loan, Acquisition Credit Line, 2014 Revolver and 2016 Revolver (see Footnote 7) pay down.

For the three and six months ended June 30, 2012, the Partnership wrote-off deferred financing costs of $0 and $24,436, respectively, with $0 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The Partnership considers renewals on above or below market leases when ascribing value to the in-place lease intangibles at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Partnership evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the operator, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible is recorded at acquisition and amortized over the renewal period.

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at June 30, 2013 and December 31, 2012:

	Assets
	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,641,851	$(3,419,973)	$3,221,878	$6,641,851	$(3,175,449)	$3,466,402
In-place lease assets	651,730	(97,760)	553,970	651,730	(65,173)	586,557
Operator relationship	212,416	(25,490)	186,926	212,416	(16,993)	195,423

	$7,505,997	$(3,543,223)	$3,962,774	$7,505,997	$(3,257,615)	$4,248,382

	Liabilities
	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$25,695,395	$(17,257,626)	$8,437,769	$25,695,395	$(16,281,397)	$9,413,998

Amortization expense for in-place lease assets and operator relationship was $20,542, $41,084, $20,542 and $41,084 for the three and six months ended June 30, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three and six months ended June 30, 2013 and 2012 was $122,261, $244,524, $146,445 and $292,891, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three and six months ended June 30, 2013 and 2012 was $488,114, $976,229, $515,199 and $1,030,398, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

7. Senior Notes Payable and Other Debt

The Partnership’s senior notes payable and other debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Senior Notes (interest rate of 7.75% at June 30, 2013 and December 31, 2012), inclusive of $3.0 million and $3.2 million net premium balance at June 30, 2013 and December 31, 2012, respectively	$402,971,100	$403,180,433
Revolving Credit Facility (interest rate of 2.55% at June 30, 2013)	80,000,000	—
Term Loan (interest rate of 5.75% at December 31, 2012)	—	192,212,350
Acquisition Credit Line (interest rate of 5.75% at December 31, 2012)	—	18,925,200
2016 Revolver (interest rate of 5.25% at December 31, 2012)	—	69,368,589
Acquisition loans (interest rate of 6.00% at December 31, 2012)	—	7,584,974
HUD loan (interest rate of 5.00% at June 30, 2013 and December 31, 2012), inclusive of $2.5 million premium balance at June 30, 2013 and December 31, 2012	13,769,102	13,881,869

Total	$496,740,202	$705,153,415

In conjunction with the IPO of the REIT on March 26, 2013, the Partnership under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line, and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Partnership paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2013.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million, respectively, of 7.75 % Senior Notes due 2019 (the Senior Notes). The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012.

Revolving Credit Facility

On March 26, 2013, the Partnership, under Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The interest rate under the Revolving Credit Facility is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Partnership’s leverage ratio. The interest rate at June 30, 2013 was 2.55%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term of the Revolving Credit Facility expires in March 2016 with a one year extension option. The Revolving Credit Facility had an outstanding balance of $80.0 million as of June 30, 2013.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. These acquisition loans were paid off in full on May 15, 2013.

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. Interest is at a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

8. Partnership Equity and Incentive Program

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$—	$—	$—	$—	$—	$—	$4,297,831
2012	$2,068,318	$552,587	$828,881	$—	$553,761	$6,655,574	$—

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$2,797,315	$97,288	$145,931	$—	$553,761	$6,520,893	$4,584,353
2012	$4,136,636	$1,164,486	$1,469,149	$—	$1,107,522	$13,868,488	$—

Weighted-average Units outstanding are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	—	—	—	—	—	—	49,209,693
2012	13,467,223	4,523,145	2	8,050	2,684,900	19,830,821	—

Weighted-average Units outstanding are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	6,324,386	2,124,129	—	3,780	1,260,865	10,168,918	36,269,037
2012	13,467,223	4,523,145	2	8,050	2,684,900	18,581,555	—

Prior to the Merger, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Partnership’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and six months ended June 30, 2012 was $101,500 and $203,000, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% on December 31, 2012, respectively, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program were expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP Units held by the REIT and 11,938,420 OP Units held by limited partners of the Partnership. As a result, the Partnership has a single class of limited partnership units as of March 26, 2013. The OP Units held by limited partners of the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis subject to certain restrictions on transfer for 180 days after the IPO.

The following table lists the cash dividends on common stock declared and paid by the Partnership during the six months ended June 30, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
May 19, 2013	June 3, 2013	$0.384	June 17, 2013

The above dividends represents a rate of $0.36 per share for the second quarter of 2013 and $0.024 per share for the period from the completion of the Partnership’s initial public offering on March 26, 2013 through March 31, 2013.

9. Restricted Stock Grants and Option Awards

Restricted Stock Grants

On March 26, 2013 the Partnership adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the Partnership’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term Partnership goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Partnership’s growth and performance. The Partnership’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the REIT’s common stock are available for issuance, of which 70,000 had been issued as of June 30, 2013.

The Partnership’s non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) each received an equity grant of 6,750 shares of restricted stock and 3,250 shares of unrestricted stock upon consummation of the IPO. The equity awards were made pursuant to the LTIP. The restricted stock awards vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on the second and third anniversaries of March 26, 2013, respectively, subject to the director’s continued service on the board of directors. For the three and six months ended June 30, 2013, the Partnership recognized $39,085 and $494,085 of non-cash stock-based compensation expense in relation to the board of directors restricted stock grant.

Option Awards

On September 17, 2010, the Partnership adopted the MIP as part of the Merger transaction, which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance based award options of the Partnership aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,258 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the Company.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any units payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the three and six months ended June 30, 2013, $1,238,945 was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance based option awards activity for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012
Outstanding at beginning of period	1,956,833	1,417,246
Granted	—	594.282
Exercised	—	—
Awards vested at IPO	3,913,425	—
Cancelled/Forfeited	—	(161,973)

Outstanding at end of period	5,870,258	1,849.555

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date (per option)	$2.20	$2.15

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the six months ended June 30, 2013 and 2012 as well as other MIP data:

	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,870,258	1,849.555
Remaining contractual life (years)	8.05	8.94
Weighted average exercise price	$17.47	$17.38

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded for the six months ended June 30, 2013 and 2012:

	2013 Grants	2012 Grants
Weighted average dividend yield	—	7.61%
Weighted average risk-free interest rate	—	1.34%
Weighted average expected life	—	7.0 years
Weighted average estimated volatility	—	38.28%
Weighted average exercise price	—	$18.82
Weighted average fair value of options granted (per option)	—	$2.89

The Company recorded non-cash compensation expenses of $0, $9,012,270, $371,000 and $513,696 for the three and six months ended June 30, 2013 and 2012, respectively, related to the time and performance based stock options accounted for as equity awards.

At June 30, 2013, the total compensation cost related to outstanding, non-vested time based equity awards that are expected to be recognized as compensation cost in the future aggregates to approximately $906,000, as follows.

For the year ended December 31,	Restricted Stock

2013	$156,417

2014	316,162

2015	315,393

2016	117,942

Total	$905,914

Dividend equivalent rights associated with the MIP amounted to $0, $15,400,270, $620,298 and $1,211,318 for the three and six months ended June 30, 2013 and 2012, respectively, and are recorded as dividends to stockholders for the periods presented.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. There were no related party receivables or payables as of June 30, 2013 and December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Partnership was party to two interest rate swaps, with identical terms of $100.0 million each, which were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan. On March 26, 2013, in connection with the pay down of the Term Loan, the Partnership settled all interest rate swaps at a fair value of $3.6 million and such amount previously recorded in accumulated other comprehensive income (loss) was recorded within loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. The interest rate swaps qualified for hedge accounting and as such the amounts previously recorded in accumulated other comprehensive income in the consolidated statement of changes in equity were reversed. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at June 30, 2013 (included in other liabilities)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Partnership considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.

12. Commitments and Contingencies

During 2011, the Partnership entered into a contractual arrangement with an operator in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operator in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.9 million has been paid to date. The remaining $0.4 million was accrued as a component of other liabilities in the consolidated balance sheets.

The Partnership is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, the Partnership does not believe that the result of any of these other matters will have a material adverse effect on its business, operating results, or financial position.

13. Concentration of Credit Risk

As of June 30, 2013, the Partnership’s real estate investments included 262 healthcare facilities, located in 29 states and operated by 36 third party operators. At June 30, 2013, approximately 55.0% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (17.2%), Daybreak Healthcare (13.6%), EmpRes Healthcare (9.2%), Maplewood Senior Living (8.0%), and Sun Mar Healthcare (6.9%). No other operator represents more than 6.3% of total assets. The five states in which the Partnership had its highest concentration of total assets were Texas (17.0%), California (15.0%), Ohio (9.5%), Connecticut (8.0%) and Pennsylvania (6.7%) at June 30, 2013.

For the six months ended June 30, 2013, the Partnership’s rental income from operations totaled approximately $67.5 million of which approximately $10.4 million was from Daybreak Healthcare (15.4%), $9.7 million was from Saber Health Group (14.4%), $6.2 million was from EmpRes Healthcare (9.1%), $5.3 million was from Preferred Care (7.8%), $4.8 million was from Sun Mar Healthcare (7.1%), and $4.8 million was from Maplewood Senior Living (7.1%). No other operator generated more than 6.1% of the Partnership’s rental income from operations for the three and six months ended June 30, 2013.

14. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Partnership’s consolidated financial statements for all periods presented. In April 2012, the Partnership sold three properties in Arkansas and one property in Massachusetts to unrelated third parties. Below is a summary of the components of the discontinued operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$—	$6,872	$—	$269,934
Expenses:
Interest expense	—	—	—	(29,062)
Amortization of deferred financing costs	—	—	—	(34,109)
Gain on sale of assets, net	—	4,425,246	—	4,425,246
Loss on extinguishment of debt	—	—	—	(13,264)
Other	—	(15,151)	—	(32,052)

Total gains (expenses)	—	4,410,095	—	4,316,759

Discontinued operations	$—	$4,416,967	$—	$4,586,693

15. Earnings Per Unit:

The following table shows the amounts used in computing the basic and diluted earnings per unit of the Partnership. As the three months ended June 30, 2012 resulted in a net loss, there is no dilution to earnings per unit.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for earnings per unit - basic:
Income (loss) from continuing operations	$13,404,534	$(804,369)	$1,964,231	$5,042,207
(Income) loss from continuing operations allocable to limited partners	—	302,276	(262,892)	(1,997,255)

Income from continuing operations allocable to units	13,404,534	(502,093)	1,701,339	3,044,952
Discontinued operations, net of limited partners	—	2,757,101	—	2,769,871

Numerator for earnings per unit - basic	$13,404,534	$2,255,008	$1,701,339	$5,814,823

Numerator for earnings per unit - diluted:
Income from continuing operations allocable to units	$13,404,534	$(502,093)	$1,701,339	$3,044,952
Discontinued operations, net of limited partners	—	2,757,101	—	2,769,871

Numerator for earnings per unit - diluted	$13,404,534	$2,255,008	$1,701,339	$5,814,823

Denominator for earnings per unit - basic and diluted:

Denominator for earnings per unit - basic	49,209,693	19,830,821	36,269,087	18,581,555
Effect of dilutive securities:

Stock options	1,932,841	—	1,891,604	129,151

Restricted stock	11,878	—	6,102	—

Denominator for earnings per unit - diluted	51,154,412	19,830,821	38,166,793	18,710,706

Basic earnings per unit
Income (loss) from continuing operations allocable to units	$0.27	$(0.03)	$0.05	$0.16
Discontinued operations, net of limited partners	—	0.14	—	0.15

Net income allocable to units	$0.27	$0.11	$0.05	$0.31

Diluted earnings per unit
Income (loss) from continuing operations allocable to units	$0.26	$(0.03)	$0.04	$0.16
Discontinued operations, net of limited partners	—	0.14	—	0.15

Net income allocable to units	$0.26	$0.11	$0.04	$0.31

16. Subsequent Events

On July 11, 2013, the Company issued 51,000 time-based restricted stock units and 81,774 performance-based restricted stock units under the LTIP to certain key employees as long-term equity incentive compensation. Also on July 11, 2013, the Company issued 500 shares of unrestricted common stock to Mr. Ben Perks as compensation for serving as the Company’s Lead Independent Director.

17. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011, April 2011, and March 2012. The Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2013

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Net real estate investments	$51,062	$786,579,893	$195,330,213	$26,198,513	$—	$1,008,159,681
Cash and cash equivalents	15,800,963	(1,484,927)	(39,192)	742,865	—	15,019,709
Deferred financing costs, net	8,239,927	—	4,813,397	14,105	—	13,067,429
Other	13,510,727	55,636,919	14,323,021	3,160,664	—	86,631,331
Investment in and due from related parties, net	959,869,614	—	—	—	(959,869,614)	—

Total assets	$997,472,293	$840,731,885	$214,427,439	$30,116,147	$(959,869,614)	$1,122,878,150

Liabilities and equity
Secured notes payable and other debt	$402,971,100	$—	$80,000,000	$13,769,102	$—	$496,740,202
Due to related parties	—	—	—	—	—	—
Tenant security and escrow deposits	—	13,471,704	3,341,483	364,623	—	17,177,810
Accounts payable and accrued expenses	12,789,236	3,630,146	1,651,083	47,141	—	18,117,606
Other liabilities	317,740	8,235,281	895,294	—	—	9,454,576

Total liabilities	416,084,337	25,337,131	85,887,860	14,180,866	—	541,490,194
Total equity	581,394,217	815,394,754	128,539,579	15,935,281	(959,869,614)	581,394,217

Total liabilities and equity	$997,472,293	$840,731,885	$214,427,439	$30,116,147	$(959,869,614)	$1,122,878,150

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Net real estate investments	$53,750	$759,625,163	$197,221,045	$26,561,058	$—	$983,461,016
Cash and cash equivalents	16,869,495	(1,746,141)	(68,241)	479,260	—	15,534,373
Deferred financing costs, net	8,964,976	—	5,672,918	13,371	—	14,651,265
Other	15,737,837	50,572,222	14,120,937	3,109,044	—	83,540,040
Investment in and due from related parties, net	711,027,894	—	—	—	(711,027,894)	—

Total assets	$752,653,952	$808,451,244	$216,946,659	$30,162,733	$(711,027,894)	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$403,180,433	—	$280,506,139	$21,466,843	$—	$705,153,415
Due to related parties	7,542,333	—	5,912	—	—	7,548,245
Tenant security and escrow deposits	50,000	14,310,889	3,560,361	356,922	—	18,278,172
Accounts payable and accrued expenses	13,702,409	6,469,852	3,988,102	47,451	—	24,207,814
Other liabilities	7,677,280	9,090,462	4,729,809	—	—	21,497,551

Total liabilities	432,152,455	29,871,203	292,790,323	21,871,216	—	776,685,197
Total equity	320,501,497	778,580,041	(75,843,664)	8,291,517	(711,027,894)	320,501,497

Total liabilities and equity	$752,653,952	$808,451,244	$216,946,659	$30,162,733	$(711,027,894)	$1,097,186,694

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2013

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$25,897,072	$7,274,076	$702,799	$—	$33,873,947
Interest on secured loans and financing lease	295,684	714,301	72,490	—	—	1,082,475
Interest and other income	4,152	71,854	851	45	—	76,902

Total revenues	299,836	26,683,227	7,347,417	702,844	—	35,033,324
Expenses
Interest expense	8,007,895	—	1,176,384	198,357	—	9,382,636
Depreciation and amortization	1,344	6,463,930	1,452,775	181,272	—	8,099,321
General and administrative	928,363	56,754	2,513,488	43,761	—	3,542,366
Transaction costs	117,269	242,989	1,050	2,761	—	364,069
Reserve for uncollectible secured loan and other receivables	(9,594)	—	25,168	—	—	15,574
Loss on sale of assets, net	—	224,824	—	—	—	224,824

Total expenses	9,045,277	6,988,497	5,168,865	426,151	—	21,628,790

(Loss) income from continuing operations	(8,745,441)	19,694,730	2,178,552	276,693	—	13,404,534
Discontinued operations	—	—	—	—	—	—

Net (loss) income	(8,745,441)	19,694,730	2,178,552	276,693	—	13,404,534

Equity in income (loss) of subsidiaries	22,149,975	—	—	—	(22,149,975)	—

Net income (loss) allocable to units	$13,404,534	$19,694,730	$2,178,552	$276,693	$(22,149,975)	$13,404,534

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$23,596,837	$7,407,842	$409,642	$—	$31,414,321
Interest on secured loans and financing lease	525,462	723,676	88,054	—	—	1,337,192
Interest and other income	197	61,387	307	—	—	61,891

Total revenues	525,659	24,381,900	7,496,203	409,642	—	32,813,404
Expenses
Interest expense	8,015,063	—	4,680,010	138,704	—	12,833,777
Depreciation and amortization	—	5,272,540	1,393,553	113,356	—	6,779,449
General and administrative	1,270,940	136,469	2,187,504	8,628	—	3,603,541
Transaction costs	714,942	704,558	86,768	35,920	—	1,542,188
Loss on impairment of assets	—	3,679,657	—	—	—	3,679,657
Reserve for uncollectible secured loan and other receivables	3,374,637	1,659,016	45,139	280	—	5,079,072
Other expenses	—	—	100,088	—	—	100,088

Total expenses	13,375,582	11,452,240	8,493,062	296,888	—	33,617,772

(Loss) income from continuing operations	(12,849,923)	12,929,660	(996,859)	112,754	—	(804,368)
Discontinued operations	—	112,210	—	4,304,757	—	4,416,967

Net (loss) income	(12,849,923)	13,041,870	(996,859)	4,417,511	—	3,612,599

Equity in income (loss) of subsidiaries	16,462,522	—	—	—	(16,462,522)	—

Net income (loss) allocable to units	$3,612,599	$13,041,870	$(996,859)	$4,417,511	$(16,462,522)	$3,612,599

Unrealized loss on derivative instruments	—	—	(573,164)	—	—	(573,164)

Total comprehensive income (loss)	$3,612,599	$13,041,870	$(1,570,023)	$4,417,511	$(16,462,522)	$3,039,435

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2013

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$51,543,097	$14,564,994	$1,405,555	$—	$67,513,646
Interest on secured loans and financing lease	573,800	1,403,393	163,921	—	—	2,141,114
Interest and other income	4,327	73,248	1,254	83	—	78,912

Total revenues	578,127	53,019,738	14,730,169	1,405,638	—	69,733,672
Expenses
Interest expense	16,015,717	—	6,215,373	496,963	—	22,728,053
Depreciation and amortization	2,688	12,837,700	2,894,532	362,544	—	16,097,464
General and administrative	12,320,541	115,537	4,937,596	58,727	—	17,432,401
Transaction costs	181,697	360,465	1,050	3,511	—	546,723
Reserve for uncollectible secured loan and other receivables	(9,594)	(10,557)	49,932	—	—	29,781
Gain on sale of assets, net	—	(39,177)	—	—	—	(39,177)
Loss on extinguishment of debt	—	—	10,974,196	—	—	10,974,196

Total expenses	28,511,049	13,263,968	25,072,679	921,745	—	67,769,441

(Loss) income from continuing operations	(27,932,922)	39,755,770	(10,342,510)	483,893	—	1,964,231
Discontinued operations	—	—	—	—	—	—

Net (loss) income	(27,932,922)	39,755,770	(10,342,510)	483,893	—	1,964,231

Equity in income (loss) of subsidiaries	29,897,153	—	—	—	(29,897,153)	—

Net income (loss) allocable to units	$1,964,231	$39,755,770	$(10,342,510)	$483,893	$(29,897,153)	$1,964,231

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$44,289,496	$14,276,901	$763,187	$—	$59,329,584
Interest on secured loans and financing lease	1,078,193	1,431,470	173,651	—	—	2,683,314
Interest and other income	3,283	64,721	307	—	—	68,311

Total revenues	1,081,476	45,785,687	14,450,859	763,187	—	62,081,209
Expenses
Interest expense	14,075,211	—	10,458,726	253,894	—	24,787,831
Depreciation and amortization	—	9,816,925	2,764,719	195,378	—	12,777,022
General and administrative	2,744,838	168,324	4,536,384	8,630	—	7,458,176
Transaction costs	1,010,295	985,460	188,957	35,920	—	2,220,632
Loss on impairment of assets	—	4,378,858	—	—	—	4,378,858
Reserve for uncollectible secured loan and other receivables	3,474,989	1,659,015	81,794	508	—	5,216,306
Other expenses	—	—	200,177	—	—	200,177

Total expenses	21,305,333	17,008,582	18,230,757	494,330	—	57,039,002

(Loss) income from continuing operations	(20,223,857)	28,777,105	(3,779,898)	268,857	—	5,042,207
Discontinued operations	—	331,589	—	4,255,104	—	4,586,693

Net (loss) income	(20,223,857)	29,108,694	(3,779,898)	4,523,961	—	9,628,900

Equity in income (loss) of subsidiaries	29,852,757	—	—	—	(29,852,757)	—

Net income (loss) allocable to units	$9,628,900	$29,108,694	$(3,779,898)	$4,523,961	$(29,852,757)	$9,628,900

Unrealized loss on derivative instruments	—	—	(781,492)	—	—	(781,492)

Total comprehensive income (loss)	$9,628,900	$29,108,694	$(4,561,390)	$4,523,961	$(29,852,757)	$8,847,408

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(233,399,474)	$42,455,971	$210,220,446	$7,923,398	$—	$27,200,341
Investing activities
Purchase of real estate investments	—	(28,026,000)	—	—	—	(28,026,000)
Sale of real estate investments	—	2,605,597	—	—	—	2,605,597
Capital improvements	350	(7,149,637)	(766,829)	—	—	(7,916,116)
Development projects	—	(8,047,083)	(50,777)	—	—	(8,097,860)
Secured loan receivables received from others	1,580,334	604,180	176,011	—	—	2,360,525
Secured loan receivables funded to others	(369,864)	(2,181,815)	(155,704)	—	—	(2,707,383)

Net cash provided by (used in) investing activities	1,210,820	(42,194,758)	(797,299)	—	—	(41,781,237)
Financing activities
Borrowings of debt	—	—	145,000,000	—	—	145,000,000
Repayment of debt	—	—	(345,506,139)	(7,658,818)	—	(353,164,957)
Payment of financing costs	—	—	(5,281,958)	(975)	—	(5,282,933)
Payment for swap termination	—	—	(3,606,000)	—	—	(3,606,000)
Capital contributions	425,149	—	—	—	—	425,149
Initial public offering proceeds	303,600,000	—	—	—	—	303,600,000
Cost of raising capital	(25,387,224)	—	—	—	—	(25,387,224)
Cash distributions to partners	(47,517,803)	—	—	—	—	(47,517,803)

Net cash provided by (used in) financing activities	231,120,122	—	(209,394,097)	(7,659,793)	—	14,066,232

Net (decrease) increase in cash and cash equivalents	(1,068,532)	261,213	29,050	263,605	—	(514,664)
Cash and cash equivalents:
Beginning of period	16,869,495	(1,746,140)	(68,242)	479,260	—	15,534,373

End of period	$15,800,963	$(1,484,927)	$(39,192)	$742,865	$—	$15,019,709

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(148,522,190)	$105,227,104	$67,467,259	$(6,323,844)	$—	$17,848,329
Investing activities
Purchase of real estate investments	—	(99,171,000)	(4,800,000)	(4,540,206)	—	(108,511,206)
Sale of real estate investments	—	13,806,873	—	16,735,771	—	30,542,644
Capital improvements	—	(3,562,065)	(2,762,894)	—	—	(6,324,959)
Development projects	—	(12,891,186)	—	(1,508,405)	—	(14,399,591)
Secured loan receivables received from others	2,571,657	850,381	281,971	—	—	3,704,009
Secured loan receivables funded to others	(2,163,720)	(1,742,943)	(28,660)	—	—	(3,935,323)

Net cash provided by (used in) investing activities	407,937	(102,709,940)	(7,309,583)	10,687,160	—	(98,924,426)
Financing activities
Borrowings of debt	101,000,000	—	87,504,200	2,536,894	—	191,041,094
Repayment of debt	—	—	(145,100,212)	(6,124,390)	—	(151,224,602)
Payment of financing costs	(2,539,196)	—	(2,581,092)	—	—	(5,120,288)
Capital contributions	75,000,000	—	—	—	—	75,000,000
Deferred contribution	(35,000,000)	—	—	—	—	(35,000,000)
Cash distributions to partners	(22,220,232)	—	—	—	—	(22,220,232)

Net cash provided by (used in) financing activities	116,240,572	—	(60,177,104)	(3,587,496)	—	52,475,972

Net (decrease) increase in cash and cash equivalents	(31,873,681)	2,517,164	(19,428)	775,820	—	(28,600,125)
Cash and cash equivalents:
Beginning of period	42,354,896	(2,718,341)	85,923	(518,751)	—	39,203,727

End of period	$10,481,215	$(201,177)	$66,495	$257,069	$—	$10,603,602

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1, “Financial Statements.”

Forward-Looking Statements

The information presented herein includes forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, projected growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify forward-looking statements by their use of forward-looking words, such as “may,” “will,” “anticipates,” “expect,” “believe,” “estimate,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under “Risk Factors” in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q, and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We are a self-administered REIT specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We receive a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of June 30, 2013, our portfolio consisted of 262 properties in 29 states leased to 36 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 18.0% of our contractual rent as of June 30, 2013. Our properties are leased to a diversified group of operators, with no single operator representing more than 15.1% of our contractual rent as of June 30, 2013.

As a result of our many years of industry experience and excellent reputation in the industry, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of June 30, 2013, 80.0% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.3% of our contractual rent as of June 30, 2013 are supported by personal and/or corporate guarantees and 88.1% represent master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of June 30, 2013, only 9.4% of our leases were scheduled to expire before 2018.

We finance investments through borrowings under our credit facilities, unsecured senior notes, issuances of equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. We have built a high-quality and strategically-diversified portfolio of operators and properties.

Factors Affecting Our Business and the Business of Our Operators

The continued success of our business is dependent on a number of macroeconomic and industry trends. Many of these trends will influence our ongoing ability to find suitable investment properties while other factors will impact our operators’ ability to conduct their operations profitably and meet their obligations to us.

Industry Trends

One of the primary trends affecting our business is the long-term increase in the average age of the U.S. population. This increase in life expectancy is expected to be a primary driver for growth in the healthcare and SNF industry. We believe this demographic trend is resulting in an increased demand for services provided to the elderly. We believe that the low cost healthcare setting of a SNF will benefit our operators and facilities in relation to higher-cost healthcare providers. We believe that these trends will support a growing demand for the services provided by SNF operators, which in turn will support a growing demand for our properties.

The growth in demand for services provided to the elderly has resulted in an increase in healthcare spending. The Centers for Medicare and Medicaid Services, or CMS, and the Office of the Actuary forecast that U.S. healthcare expenditures will increase from approximately $2.7 trillion in 2011 to approximately $4.8 trillion in 2021. Furthermore, according to CMS, national expenditures for SNFs are expected to grow from approximately $151 billion in 2011 to approximately $255 billion in 2021, representing a compound annual growth rate, or CAGR, of 5.4%. On July 31, 2013, CMS issued its final rate for fiscal year 2014 medicare payment rates for SNFs. Based on the changes contained in the final rule, CMS estimates that total medicare payments to SNFs will increase by $470 million, or 1.3%, for fiscal year 2014, which begins on October 1, 2013.

Liquidity and Access to Capital

Our single largest cost is the interest expense we incur on our debt obligations. In order to continue to expand and optimize our capital to expand our portfolio, we rely on access to the capital markets on an ongoing basis. We seek to balance this goal against maintaining ready access to funds to make investments at the time opportunities arise. We have extensive experience in and a successful track record of raising debt and equity capital over the past 30 years.

Our indebtedness outstanding is comprised principally of unsecured obligations under the Senior Notes and borrowings under our Revolving Credit Facility. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The majority of these third-party payments come from the federal Medicare program and state Medicaid programs. Our operators also receive payments from other third-party sources, such as private insurance companies or private-pay residents, but these payments typically represent a small portion of our operators’ revenues. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the healthcare needs of residents and the rate of reimbursement. Changes in the profile of the residents as well as the mix among payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF. While our operators have experienced some volatility in reimbursement rates as a result of the implementation of a new Medicare classification called RUGS IV in 2011 and we are still assessing the impact of that regulatory change, we believe the quality mix of our portfolio and resulting reimbursement rates have remained relatively stable over recent years. In addition, our portfolio occupancy has remained stable over recent years, though we have seen an increase in recent quarters as certain operators have strategically focused on taking beds out of use in order to enhance the privacy of the resident’s rooms and drive overall revenue. As a result of these relatively stable underlying metrics and the recent acquisitions of strongly performing facilities and divestitures of lower performing facilities, we have experienced a gradual increase in our EBITDARM and EBITDAR coverages in recent years.

Results of Operations

The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of Aviv REIT.

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenues

Revenues increased $2.2 million or 6.8% from $32.8 million for the three months ended June 30, 2012 to $35.0 million for the same period in 2013. The increase in revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2012 and the factors set forth below.

Revenues increased $7.7 million or 12.3% from $62.0 million for the six months ended June 30, 2012 to $69.7 million for the same period in 2013. The increase in revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2012 and the factors set forth below.

Detailed changes in revenues for the three and six months ended June 30, 2013 compared to the same periods in 2012 were as follows:

•

Rental income increased $2.5 million or 7.8% from $31.4 million for the three months ended June 30, 2012 to $33.9 million for the same period in 2013. The increase is primarily due to the additional rent of approximately $2.1 million associated with the acquisitions and investments made during 2012 as well as $0.4 million in additional rent associated with acquisitions and investments made during 2013.

Rental income increased $8.2 million or 13.8% from $59.3 million for the six months ended June 30, 2012 to $67.5 million for the same period in 2013. The increase is primarily due to the additional rent of approximately $7.5 million associated with the acquisitions and investments made during 2012 and 2013. Also contributing to the increase is a $0.6 million increase in real estate tax income due to non-recurring write-offs of real estate tax escrows and non-recoverable real estate taxes on closed facilities incurred for the six months ended June 30, 2012 where no such write-offs were incurred in the same period in 2013.

•

Interest on secured loans decreased $0.3 million or 19.0% from $1.3 million for the three months ended June 30, 2012 to $1.0 million for the same period in 2013. The decrease is primarily due to less interest earned on loans to two operators in 2013 compared to 2012.

Interest on secured loans decreased $0.5 million or 20.2% from $2.6 million for the six months ended June 30, 2012 to $2.1 million for the same period in 2013. The decrease is primarily due to less interest earned on loans to two operators in 2013 compared to 2012.

•	Interest and other income remained materially consistent for the three months ended June 30, 2013 compared to the same period in 2012.

Interest and other income remained materially consistent for the six months ended June 30, 2013 compared to the same period in 2012.

Expenses

Expenses decreased $12.0 million or 35.7% from $33.6 million for the three months ended June 30, 2012 to $21.6 million for the same period in 2013. This decrease was primarily due to a decrease of $5.1 million in reserve for uncollectible loan receivables, $3.7 million in loss on extinguishment of debt and $3.5 million in interest expense.

Expenses increased $10.7 million or 18.8% from $57.0 million for the six months ended June 30, 2012 to $67.7 million for the same period in 2013. This increase was primarily due to an increase of $11.0 million in loss on extinguishment of debt and $9.9 million in general and administrative expense offset by a decrease of $5.2 million in reserve for uncollectible loan receivables and $4.4 million in loss on impairment.

Detailed changes in expenses for the three and six months ended June 30, 2013 compared to the same periods in 2012 were as follows:

•

Interest expense decreased $3.5 million or 26.9% from $12.8 million for the three months ended June 30, 2012 to $9.3 million for the same period in 2013. The majority of the decrease was due to a decrease in mortgage interest expense due to the pay down of the debt in connection with the IPO.

Interest expense decreased $2.1 million or 8.3% from $24.8 million for the six months ended June 30, 2012 to $22.7 million for the same period in 2013. The majority of the decrease was due to a decrease in mortgage interest expense due to the pay down of the debt in connection with the IPO.

•

Depreciation and amortization expense increased $1.3 million or 19.5% from $6.8 million for the three months ended June 30, 2012 to $8.1 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities during 2012 and two larger construction projects that were placed into service in late 2012.

Depreciation and amortization expense increased $3.3 million or 26.0% from $12.8 million for the six months ended June 30, 2012 to $16.1 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities during 2012 and two larger construction projects that were placed into service in late 2012.

•	General and administrative expense remained materially consistent for the three months ended June 30, 2013 compared to the same period in 2012.

General and administrative expense increased $9.9 million from $7.5 million for the six months ended June 30, 2012 to $17.4 million for the same period in 2013. The increase was primarily due to $9.0 million of performance and time based MIP option non-cash stock-based compensation as a result of the IPO and $0.8 million in salary expense due to new hires in late 2012 and early 2013.

•

Transaction costs decreased $1.2 million or 76.4% from $1.5 million for the three months ended June 30, 2012 to $0.3 million for the same period in 2013. The decrease was primarily due to a decrease in activity related to acquisitions during the three months ended June 30, 2013.

Transaction costs decreased $1.7 million or 75.4% from $2.2 million for the six months ended June 30, 2012 to $0.5 million for the same period in 2013. The decrease was primarily due to a decrease in activity related to acquisitions during the six months ended June 30, 2013.

•

Loss on impairment expense was $0 for the three months ended June 30, 2013. Loss on impairment expense was $3.7 million for the three months ended June 30, 2012, representing the non-recurring loss on three facilities where a portion of the carrying value was not deemed recoverable.

Loss on impairment expense was $0 for the six months ended June 30, 2013. Loss on impairment expense was $4.4 million for the six months ended June 30, 2012, representing the non-recurring loss on five facilities where a portion of the carrying value was not deemed recoverable.

•

Reserve for uncollectible secured loan receivables decreased $5.1 million or 99.7% from $5.1 million for the three months ended June 30, 2012 to $16,000 for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from one operator.

Reserve for uncollectible secured loan receivables decreased $5.2 million or 99.4% from $5.2 million for the six months ended June 30, 2012 to $30,000 for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from one operator.

•

Gain on sale of assets, net was $0 for the three months ended June 30, 2012 and $0.2 million for the same period in 2013. The increase was due to the fact that there were no dispositions for the three months ended June 30, 2012 and four dispositions for the same period in 2013.

Gain on sale of assets remained materially consistent between the six month periods.

•	Loss on extinguishment of debt was $0 for the three months ended June 30, 2012 and 2013.

Loss on extinguishment of debt was $0 for the six months ended June 30, 2012 and $11.0 million for the six months ended June 30, 2013. The increase was due to the non-cash write-offs related to debt that was settled in conjunction with the IPO.

•

Other expenses were $0.1 million for the three months ended June 30, 2012 and $0 for the same period in 2013. Other expenses represented an earnout accretion expense that ended December 2012 with the final earnout payment.

Other expenses were $0.2 million for the six months ended June 30, 2012 and $0 for the same period in 2013. Other expenses represented an earnout accretion expense that ended December 2012 with the final earnout payment.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our Revolving Credit Facility will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of units of the Partnership.

We intend to repay indebtedness incurred under our credit facilities from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional equity interests and other securities.

We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, development projects, income producing capital expenditures and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or common shares, issuance of OP Units of the Partnership, or other securities or borrowings (including under our Revolving Credit Facility).

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Senior Notes and the Revolving Credit Facility. We have a total indebtedness of approximately $496.7 million (inclusive of our debt premium) as of June 30, 2013. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

As of June 30, 2013, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

7.75% Senior Notes due 2019

On February 4, 2011, April 5, 2011, and March 28, 2012, we, through Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”), issued $200 million, $100 million, and $100 million, respectively, of 7.75% Senior Notes due 2019 (the “Senior Notes”), in a series of private placements. The Issuers subsequently conducted an exchange offer in which all of the Senior Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. The Issuers are majority owned subsidiaries of Aviv REIT. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Aviv REIT and certain of our existing and, subject to certain exceptions, future subsidiaries.

The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. A premium of $2.8 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The net proceeds from the offerings of the Senior Notes were used to repay all outstanding indebtedness under our Acquisition Credit Line, partially repay indebtedness outstanding under our Term Loan and, together with proceeds from additional equity investments made by our stockholders, to fund pending investments.

The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 15, 2015, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 15, 2015, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to February 15, 2014, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 107.75% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.

The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Aviv REIT, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to Aviv REIT. The Indenture also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately.

Revolving Credit Facility

On March 26, 2013, we, through an indirectly-owned subsidiary, entered into a $300 million secured revolving credit facility and a $100 million secured delayed-draw term loan with Bank of America, N.A. (collectively, the “Revolving Credit Facility”). On April 16, 2013, we converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. The Revolving Credit Facility also has an accordion feature that may allow us to increase the availability thereunder by an additional $100 million to $500 million.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The Revolving Credit Facility bears interest at the rate of LIBOR plus a margin of 235 basis points to 300 basis points, depending on our leverage ratio, and the interest rate was 2.55% at June 30, 2013. The initial term of the Revolving Credit Facility expires on March 26, 2016 with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Revolving Credit Facility are available for general corporate purposes.

The amount available for us to borrow under the Revolving Credit Facility is subject to the lesser of the aggregate mortgage ability amount for each of the properties that form the borrowing base of the facility and the aggregate collateral value amount of the borrowing base assets. The Revolving Credit Facility may be repaid from time to time at our option, and amounts repaid under the Revolving Credit Facility may be redrawn. An unused fee equal to 50 basis points of the unused balance on the Revolving Credit Facility is due quarterly.

Our ability to borrow under the Revolving Credit Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including:

•	a leverage ratio (defined as consolidated total indebtedness to total asset value) of less than 60%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50:1.00,

•	a minimum tangible net worth equal to at least $350.0 million plus 80% of the net proceeds of any additional equity issuances, and

•	a minimum rent coverage ratio of greater than or equal to 1.30:1.00.

Under the Revolving Credit Facility, our distributions may not exceed the greater of (i) 95% of our AFFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under the Revolving Credit Facility and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for the obligations.

Other Loans

On November 1, 2010, an indirectly-owned subsidiary entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are secured by a skilled nursing facility controlled by such subsidiary. These acquisition loans were paid off in full on May 15, 2013.

On June 15, 2012, an indirectly-owned subsidiary assumed a HUD loan with a balance of approximately $11.5 million. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of June 30, 2013 (including future interest payments).

	Payments Due by Period
	(in thousands)
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
Mortgage term loan and other notes payable	$2,658	$84,810	(1)	$1,431	$18,783	$107,682
7.75% Senior Notes due 2019 (2)	31,000	62,000		62,000	420,667	575,667

Total	$33,658	$146,810	(1)	$63,431	$439,450	$683,349

(1)	Primarily relates to maturity of indebtedness under our Revolving Credit Facility in March 2016. Does not give effect to any amounts to be drawn under the Revolving Credit Facility which would also mature in March 2016.
(2)	Reflects $400 million outstanding of our 7.75% Senior Notes due 2019.

Cash Flows of Aviv REIT

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

•

Cash provided by operations increased $6.5 million or 34.8% from $18.6 million for the six months ended June 30, 2012 to $25.1 million for the same period in 2013. The increase was primarily due to changes in working capital accounts and a $4.9 million increase in net income after giving consideration to non-cash components for the six months ended June 30, 2013 as compared to the same period in 2012.

•

Cash used in investing activities decreased $57.1 million or 57.8% from $98.9 million for the six months ended June 30, 2012 to $41.8 million for the same period in 2013. The decrease is due to $80.5 million more being spent to acquire 8 properties for the six months ended June 30, 2013 compared to 28 properties that were acquired in the same period in 2012 and $4.7 million less net cash spent in 2013 on capital and development projects compared to the same period in 2012. This is offset by $27.9 million in less proceeds received for the sale of four properties for the six months ended June 30, 2013, as compared to the same period in 2012.

•

Cash provided by financing activities decreased $38.4 million or 73.2% from $52.5 million for the six months ended June 30, 2012 to $14.1 million for the same period in 2013. The decrease was primarily due to $278.2 million in additional net cash funding received as a result of the IPO, net of capital raising costs, offset by $25.3 million in additional cash spent to pay dividends/distributions in 2013 as compared to 2012, $248.0 million in additional net cash used to pay down debt in 2013 as compared to 2012, and $40 million more net contributions received in 2012 as compared to 2013.

Summary of Significant Accounting Policies

See footnotes to unaudited consolidated financial statements included herein and in Aviv REIT’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013.

Presentation of Non-GAAP Financial Information

We use financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles (“GAAP”). The “non-GAAP” financial measures used in this report include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, impairment of assets and gain (loss) on sale of assets.

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs and change in fair value of derivatives.

•	AFFO represents normalized FFO before amortization of deferred financing costs, non-cash stock-based compensation, straight-line rent and rental income from intangible amortization.

•	EBITDA represents net income before interest expense (net) and depreciation and amortization.

•

Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets , transaction costs, write off of straight-line rents, stock-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

Our management uses FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA as important supplemental measures of our operating performance and liquidity. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue and as an indicator of our ability to incur and service debt. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate, impairment, gains and losses from property dispositions and extraordinary items and because EBITDA and Adjusted EBITDA exclude certain non-cash charges and adjustments and amounts spent on interest and taxes, they provide our management with performance measures that, when compared year over year or with other real estate investment trusts, or REITs, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and, with respect to FFO, Normalized FFO and AFFO, interest costs, in each case providing perspective not immediately apparent from net income. In addition, we believe that FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

We offer these measures to assist the users of our financial statements in assessing our financial performance and liquidity under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with GAAP, nor are they indicative of funds available to fund our cash needs, including our ability to make payments on our indebtedness. In addition, our calculations of these measures are not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors should not rely on these measures as a substitute for any GAAP measure, including net income, cash flows provided by operating activities or revenues.

	Three Months Ended June 30		Six Months Ended June 30
Other Information	2013	2012	2013	2012
FFO	$21,728,679	$9,646,458	$18,022,518	$22,359,534
Normalized FFO	22,103,748	14,563,283	29,554,437	28,055,155
AFFO	21,090,533	13,146,734	36,696,843	25,609,293
EBITDA	30,886,288	23,225,628	40,789,332	47,190,469
Adjusted EBITDA	31,525,266	28,378,840	62,674,329	54,124,143

The following table is a reconciliation of net income (loss) to FFO, Normalized FFO and AFFO:

	Three Months Ended June 30		Six Months Ended June 30
Funds from Operations	2013	2012	2013	2012

Net income	$13,404,534	$3,612,598	$1,964,231	$9,628,900
Depreciation and amortization	8,099,321	6,779,449	16,097,464	12,777,022
Loss on impairment of assets	—	3,679,657	—	4,378,858
Loss (gain) on sale of assets, net	224,824	(4,425,246)	(39,177)	(4,425,246)

Funds from Operations	21,728,679	9,646,458	18,022,518	22,359,534
Loss on extinguishment of debt	—	—	10,974,196	—
Reserve for uncollectible loan receivables	11,000	3,374,637	11,000	3,474,989
Transaction costs	364,069	1,542,188	546,723	2,220,632
Change in fair value of derivatives	—	—	—	—

Normalized Funds from Operations	22,103,748	14,563,283	29,554,437	28,055,155
Amortization of deferred financing costs	804,910	919,856	1,706,154	1,695,193
Non-cash stock-based compensation	39,085	472,500	10,392,255	716,696
Straight-line rental income, net	(1,491,357)	(2,440,151)	(4,224,298)	(4,120,244)
Rental income from intangible amortization, net	(365,853)	(368,754)	(731,705)	(737,507)

Adjusted Funds from Operations	$21,090,533	$13,146,734	$36,696,843	$25,609,293

The following table is a reconciliation of our cash flows (used in) provided by operating activities to FFO, Normalized FFO and AFFO:

	Six Months Ended June 30
Funds from Operations	2013	2012
Cash flows provided by operating activities	$25,104,894	$18,629,090
Depreciation from discontinued operations	—	(34,109)
Reserve for uncollectible loan receivables	(29,781)	(5,216,307)
Non-cash stock-based compensation	(10,392,255)	(716,696)
Amortization of deferred financing costs	(1,706,154)	(1,695,193)
Straight-line rental income, net	4,224,298	4,120,244
Rental income from intangible amortization, net	731,705	737,507
Changes in operating assets and liabilities	5,002,169	6,580,007
Non-cash loss on extinguishment of debt	(5,160,614)	(13,264)
Change in fair value of derivatives	—	—
Other	248,256	(31,745)

Funds from Operations	18,022,518	22,359,534
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	11,000	3,474,989
Transaction costs	546,723	2,220,632
Change in fair value of derivatives	—	—

Normalized Funds from Operations	29,554,437	28,055,155
Amortization of deferred financing costs	1,706,154	1,695,193
Non-cash stock-based compensation	10,392,255	716,696
Straight-line rental income, net	(4,224,298)	(4,120,244)
Rental income from intangible amortization, net	(731,705)	(737,507)

Adjusted Funds from Operations	$36,696,843	$25,609,293

The following table is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
EBITDA	2013	2012	2013	2012
Net income	$13,404,534	$3,612,598	$1,964,231	$9,628,900
Interest expense, net	9,382,433	12,833,581	22,727,637	24,784,547
Depreciation and amortization	8,099,321	6,779,449	16,097,464	12,777,022

EBITDA	30,886,288	23,225,628	40,789,332	47,190,469
Loss on impairment of assets	—	3,679,657	—	4,378,858
Loss (gain) on sale of assets, net	224,824	(4,425,246)	(39,177)	(4,425,246)
Transaction costs	364,069	1,542,188	546,723	2,220,632
Write off of straight-line rents	—	509,476	—	567,745
Non-cash stock-based compensation	39,085	472,500	10,392,255	716,696
Loss on extinguishment of debt	—	—	10,974,196	—
Reserve for uncollectible loan receivables	11,000	3,374,637	11,000	3,474,989
Change in fair value of derivatives	—	—	—	—

Adjusted EBITDA	$31,525,266	$28,378,840	$62,674,329	$54,124,143

The following table is a reconciliation of our cash flows (used in) provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended June 30
EBITDA	2013	2012
Cash flows provided by operating activities	$25,104,894	$18,629,090
Interest expense, net	22,727,637	24,784,547
Depreciation from discontinued operations	—	(34,109)
Amortization of deferred financing costs	(1,706,154)	(1,695,193)
Straight-line rental income, net	4,224,298	4,120,244
Rental income from intangible amortization, net	731,705	737,507
Non-cash stock based compensation	(10,392,255)	(716,696)
Gain on sale of assets, net	39,177	4,425,246
Loss on impairment of assets	—	(4,378,858)
Reserve for uncollectible loan receivables	(29,781)	(5,216,307)
Changes in operating assets and liabilities	5,002,169	6,580,007
Non-cash loss on extinguishment of debt	(5,160,614)	(13,264)
Other	248,256	(31,745)

EBITDA	40,789,332	47,190,469
Loss on impairment of assets	—	4,378,858
Gain on sale of assets, net	(39,177)	(4,425,246)
Transaction costs	546,723	2,220,632
Write-off of straight-line rents	—	567,745
Non-cash stock based compensation	10,392,255	716,696
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	11,000	3,474,989
Change in fair value of derivatives	—	—

Adjusted EBITDA	$62,674,329	$54,124,143

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of June 30, 2013, approximately $411.0 million of our consolidated borrowings bore interest at fixed rates (primarily representing our Senior Notes) and $80.0 million of our consolidated borrowings bore interest at variable rates (representing borrowing under our Revolving Credit Facility). To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distribution to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $80.0 million on our variable rate indebtedness during the quarter ended June 30, 2013, our interest expense would have increased by $200,000 for the quarter ended June 30, 2013.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended June 30, 2013, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended June 30, 2013, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

We are involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, or financial positions.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 6. EXHIBITS.

10.1	Form of Restricted Stock Unit Award Agreement for performance-based awards, included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on July 15, 2013 and incorporated herein by reference thereto.

10.2	Form of Restricted Stock Unit Award Agreement for time-based awards, included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on July 15, 2013 and incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

August 8, 2013	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

August 8, 2013	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.